Form 10-Q
period 2010-06-30
Mayquest Ventures, Inc.
filed 2010-07-29
CIK 1432269

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.

                               FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2010

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
                                               June 30, 2010

Common Stock, par value $0.0001                31,340,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION

                  MAYQUEST VENTURES, INC.
               (A DEVELOPMENT STAGE COMPANY)

                      CONTENTS

PAGE 1 BALANCE SHEET AS OF JUNE 30, 2010

PAGE 2 STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM FEBRUARY
                9, 2009 (INCEPTION) THROUGH JUNE 30, 2010

PAGE 3 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
                PERIOD FEBRUARY 9, 2009 (INCEPTION) THROUGH JUNE 30,
                2010

PAGE 4 STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTHS
                ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM FEBRUARY
                9, 2009 (INCEPTION) THROUGH JUNE 30, 2010

PAGES 5 - 7 NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2010

                           MAYQUEST VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                            AS OF JUNE 30, 2010
                                 (UNAUDITED)

                                                                 As of
                                                                  June
                                                                30, 2010
                                                              ------------

                                   ASSETS

    Current Assets

          Cash                                                $         --
                                                              ------------

    Total Current Assets                                                --
                                                              ------------

          TOTAL ASSETS                                        $         --
                                                              ============

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    Current Liabilities                                       $         --
                                                              ------------

    Total Current Liabilities                                           --
                                                              ------------

          TOTAL LIABILITIES                                             --

    Stockholders' Equity (Deficit)

         Preferred stock, ($.0001 par value, 20,000,000
          shares authorized; none issued and outstanding.)              --

         Common stock ($.0001 par value, 250,000,000
          shares authorized; 31,340,000 shares issued and
          outstanding as of June 30, 2010)                           3,134

         Deficit accumulated during development stage               (3,134)
                                                              ------------
    Total Stockholders' Equity (Deficit)                                --

           TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY (DEFICIT)
                                                              ------------
                                                              $         --
                                                              ============

                       See Notes to Financial Statements

                           MAYQUEST VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                                   February 9,
                                                 For the          For the             2009
                                                 3-Months         6-Months         (Inception)
                                                 Ended            Ended              through
                                                 June 30,         June 30,          June 30,
                                                 2010             2010                2010
                                                 ----------       ----------       ----------
    Revenues

        Revenues                                 $       --       $       --       $       --
                                                 ----------       ----------       ----------

    Total Revenues                                       --               --               --

    General & Administrative Expenses

        Organization and related expenses                --               --            3,134
                                                 ----------       ----------       ----------

    Total General & Administrative Expenses              --               --            3,134
                                                 ----------       ----------       ----------

    Net Loss                                     $       --       $       --       $   (3,134)
                                                 ==========       ==========       ==========

    Basic loss per share                         $       --       $       --       $    (0.00)
                                                 ==========       ==========       ==========

    Weighted average number of
      common shares outstanding                  31,340,000       31,340,000       31,340,000
                                                 ==========       ==========       ==========

                       See Notes to Financial Statements

                                                     MAYQUEST VENTURES, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     FROM FEBRUARY 9, 2009 (INCEPTION) THROUGH JUNE 30, 2010
                                                           (UNAUDITED)

                                                                                                  Deficit
                                                                                                Accumulated
                                          Common           Common           Additional            During
                                           Stock            Stock             Paid-in           Development
                                                           Amount             Capital              Stage           Total
                                         ----------      ----------         ----------          -----------     ----------

February 9, 2009 (inception)
Shares issued for services
at $.0001 per share                      31,340,000      $    3,134         $       --          $       --      $    3,134

Net loss for the year ended:
 December 31, 2009                               --              --                 --              (3,134)         (3,134)

Net loss, June 30, 2010                          --              --                 --                  --              --

                                         ----------      ----------         ----------          -----------     ----------

Balance, June 30, 2010                   31,340,000      $    3,134         $       --          $   (3,134)     $       --
                                         ==========      ==========         ==========          ===========     ==========

                       See Notes to Financial Statements

                                      MAYQUEST VENTURES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                                                  February 9,
                                                                For the          For the             2009
                                                                3-Months         6-Months         (Inception)
                                                                Ended            Ended              through
                                                                June 30,         June 30,          June 30,
                                                                2010             2010                2010
                                                                ----------       ----------       ----------

    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                       $       --       $       --       $   (3,134)
                                                                ----------       ----------       ----------

         Net cash provided by (used in) operating activities            --               --           (3,134)

    CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash provided by (used in) investing activities            --               --               --
                                                                ----------       ----------       ----------
    CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued to founder for services rendered           --               --            3,134
                                                                ----------       ----------       ----------

         Net cash provided by (used in) financing activities            --               --            3,134
                                                                ----------       ----------       ----------

        Net increase (decrease) in cash                                 --               --               --

        Cash at beginning of period                                     --               --               --
                                                                ----------       ----------       ----------

        Cash at end of period                                   $       --       $       --       $       --
                                                                ==========       ==========       ==========
    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued to founder for services rendered        $       --       $       --       $    3,134
                                                                ==========       ==========       ==========
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                               $       --       $       --       $       --
                                                                ==========       ==========       ==========

    Income taxes paid                                           $       --       $       --       $       --
                                                                ==========       ==========       ==========

                       See Notes to Financial Statements

                            MAYQUEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2010
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

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting
Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense
(benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2010.

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

A share-based payment transaction with employees is measured base on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or services received in a share-
based payment with non-employees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued [FAS-123(R), par.7].

The cost of services received from employees in exchange for awards of share-
based compensation generally is measured at the fair value of the equity instruments issued or at the fair value of the liabilities incurred. The fair value of the liabilities incurred in share-based transactions with employees is remeasured at the end of each reporting period until settlement [FAS-123(R), par.10].

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based transactions to be accounted for under FAS-123(R) unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity and that entity makes a share-
based payment to its employee in exchange for services rendered [FAS-123(R), par.11].

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

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010:

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

Dated:   July 26, 2010

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

/s/ Roman Zherdytskyi
----------------------------          Director           July 26, 2010
Roman Zherdytskyi