Form 10-Q
period 2010-09-30
Mayquest Ventures, Inc.
filed 2010-10-14
CIK 1432269

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition periodfrom        to

Commission File Number: 0-53701

                            Mayquest Ventures, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware
---------------------------------------    --------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                 c/o Hydrangea Holdings Ltd., 1 Glafkou Street
                        Office 1, 1085 Nicosia, Cyprus
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                +357 22 511 880
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

      Indicate  by  check mark whether the registrant (1) has filed all reports required to be filed  by  Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12  months  (or  for  such  shorter  period  that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically  and posted  on its corporate Web site, if any, every Interactive Data File required
to  be  submitted   and   posted   pursuant  to  Rule  405  of  Regulation  S-T
({section}232.405 of this chapter) during  the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                                 [ ] Yes [ ] No

Indicate by check mark whether the registrant  is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated  filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [ ]              Accelerated filer [ ]

      Non-accelerated filer [ ]                Smaller reporting company [X]
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                                                                 [X] Yes [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate  by  check  mark  whether  the registrant has filed all documents  and reports required to be filed by Sections  12,  13  or  15(d)  of the Securities
Exchange Act of 1934 subsequent to the distribution of securities  under a plan confirmed by a court.

                                                                 [ ] Yes [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate  the  number of shares outstanding of each of the issuer's classes  of common stock, as of the latest practicable date.

      Class                              Outstanding at September 30, 2010

Common Stock, par value $0.0001          31,340,000

Documents incorporated by reference:     None

TABLE OF CONTENTS

                            MAYQUEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX

                         PART I-FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

Balance Sheets at September 30, 2010 and December 31, 2009

Statements of Operations for the Three and Six Months ended September 30, 2010 and for the period from February 9, 2009 (Inception) through September 30, 2010

Statement of Changes in Stockholders' Equity for the period February 9, 2009
(Inception) through September 30, 2010

Statements of Cash Flows for the Three and Six Months ended September 30,
2010 and for the period from February, 2009 (Inception) through September 30,
2010

Notes to Financial Statements as of September 30, 2010

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
            RESULTS OF OPERATIONS

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4      CONTROLS AND PROCEDURES.

                          PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDING

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5      OTHER INFORMATION

ITEM 6      EXHIBITS

SIGNATURES

                         PART I-FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

                            MAYQUEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    BALANCE SHEET AS OF SEPTEMBER 30, 2010
                                  (UNAUDITED)

                                                                          As of September                    As of
                                                                             30, 2010                  December 31, 2009
                                                                         ---------------               ---------------
                          ASSETS
Current Assets
             Cash                                                        $             -               $             -
                                                                          --------------                --------------
Total Current Assets                                                                   -                             -
                                                                          --------------                --------------
            TOTAL ASSETS                                                 $             -               $             -
                                                                          ==============                ==============
       LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities                                                      $             -               $             -
                                                                          --------------                --------------
Total Current Liabilities                                                              -                             -
                                                                          --------------                --------------
TOTAL LIABILITIES                                                                      -                             -

Stockholders' Equity (Deficit)
            Preferred stock, ($.0001 par value, 20,000,000                             -                             -
      shares authorized; none issued and outstanding.)
            Common stock ($.0001 par value, 250,000,000                            3,134                         3,134
      shares authorized; 31,340,000 shares issued and
      outstanding as of September 30, 2010)
           Deficit accumulated during development stage                           (3,134)                       (3,134)
                                                                          --------------                --------------
           Total Stockholders' Equity (Deficit)                                        -                             -
                                                                          --------------                --------------
TOTAL LIABILITIES &                                                      $             -               $             -
STOCKHOLDERS' EQUITY (DEFICIT)                                            ==============                ==============

See Notes to Financial Statements

                            MAYQUEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                  February 9,
                                                       For the      For the          2009
                                                       3-Months     6-Months      (Inception)
                                                        Ended        Ended         through
                                                      September     September      September
                                                       30, 2010     30, 2010       30, 2010
                                                     -----------   -----------    -----------

                                           REVENUES

REVENUE                                              $        --   $        --    $        --

                                                     -----------   -----------    -----------

Total Revenues                                                --            --             --

                                GENERAL & ADMINISTRATIVE EXPENSES

       ORGANIZATION AND RELATED EXPENSES                      --            --          3,134
                                                     -----------   -----------    -----------

     TOTAL GENERAL & ADMINISTRATIVE EXPENSES                  --            --          3,134
                                                     -----------   -----------    -----------

     NET LOSS                                        $        --   $        --    $    (3,134)
                                                     ===========   ===========    ===========

Basic loss per share                                 $        --   $        --    $    (0.00)
                                                     -----------   -----------    -----------

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding               31,340,000    31,340,000     31,340,000
                                                     ===========   ===========    ===========

See Notes to Financial Statements

                            MAYQUEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS

                                                                            February 9,
                                                 For the      For the          2009
                                                 3-Months     6-Months      (Inception)
                                                  Ended        Ended         through
                                                September     September      September
                                                 30, 2010     30, 2010       30, 2010
                                               -----------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

             Net income (loss)                  $      --     $      --      $  (3,134)
                                               -----------   -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                           --            --         (3,134)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                           --            --             --

                                               -----------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   COMMON STOCK ISSUED TO FOUNDER FOR
    SERVICES RENDERED                                  --            --          3,134
                                               -----------   -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                           --            --          3,134
                                               -----------   -----------    -----------

        Net increase (decrease) in cash                --            --             --

        Cash at begining of period                     --            --             --
                                               -----------   -----------    -----------

CASH AT END OF PERIOD                          $       --    $       --     $       --
                                               ===========   ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:

    COMMON STOCK ISSUED TO FOUNDER FOR
     SERVICES RENDERED                         $       --    $       --     $    3,134
                                               ===========   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

INTEREST PAID                                  $       --    $       --     $       --
                                               ===========   ===========    ===========

INCOME TAXES PAID                              $       --    $       --     $       --
                                               ===========   ===========    ===========

See Notes to Financial Statements

                            MAYQUEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2010
                                  (UNAUDITED)

NOTE 1      ORGANIZATION AND DESCRIPTION OF BUSINESS

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

INCOME TAXES

Income  taxes are provided in accordance with Statement of Financial Accounting
Standards  No.  109  (SFAS  109),  Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all  temporary differences between financial
and tax reporting and net operating loss  carryforwards.   Deferred tax expense
(benefit)  results from the net change during the year of deferred  tax  assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion  of  management, it is more likely than not that some portion of
all of the deferred tax  assets  will  be  realized.   Deferred  tax assets and
liabilities  are adjusted for the effects of changes in tax laws and  rates  on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended
September 30, 2010.

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

NOTE 3      GOING CONCERN

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

NOTE 4      SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 31,340,000 shares of common stock to the founding  shareholder  in exchange for incorporation fees of $89, annual resident agent fees in the State  of  Delaware  for  $50,  and  developing  the
Company' business concept and plan valued at $2,995 to a total sum of $3,134.

The  stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010:

    * Common  stock,  $  0.0001  par value: 250,000,000 shares authorized;
      31,340,000 shares issued and outstanding

    * Preferred stock, $ 0.0001 par  value:  20,000,000 shares authorized;
      but not issued and outstanding.

ITEM 2      MANAGEMENT'S  DISCUSSION AND ANALYSIS OF  FINANCIAL  CONDITION  AND
            RESULTS OF OPERATIONS.

The Company will attempt to locate and negotiate with a business entity for the
combination of that target  company  with  the  Company.   The combination will
normally  take  the  form of a merger, stock-for-stock exchange  or  stock-for-
assets exchange (the "business  combination").   In  most  instances the target
company  will  wish  to  structure  the business combination to be  within  the definition of a tax-free reorganization under Section 351 or Section 368 of the
Internal Revenue Code of 1986, as amended.  No assurances can be given that the
Company will be successful in locating or negotiating with any target business.

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

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller reporting companies.

ITEM 4      CONTROLS AND PROCEDURES.

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

PART II-OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A     RISK FACTORS

Not applicable.

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5      OTHER INFORMATION

      (a) Not applicable.

      (b) During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6      EXHIBITS

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

                                           MAYQUEST VENTURES, INC.

                                   By:     /s/ Roman Zherdytskyi
                                           ----------------------------------
                                           President, Chief Financial Officer

Dated: October 5, 2010

Pursuant to the Securities Exchange Act of 1934, this  report  has  been signed below  by  the  following  persons  on  behalf  of  the  registrant  and in the capacities and on the dates indicated.

      NAME              OFFICE                 DATE

/s/ Roman Zherdytskyi   Director               October 5, 2010
----------------------------
Roman Zherdytskyi