Form 10-K/A
period 2009-12-31
Mayquest Ventures, Inc.
filed 2011-01-11
CIK 1432269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 2)

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_|  No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	|_|	Accelerated Filer	|_|
Non-accelerated Filer	|_|	Smaller Reporting Company	|X|
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes |X| No |_|

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2009.

As of December 1, 2010, there were 31,340,000 shares of common stock, par value $.0001, outstanding.

EXPLANATORY NOTE

This Form 10-K/A (Amendment No.2) is being filed by Mayquest Ventures, Inc. (the “Company”) to amend the Company’s Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (“Initial 10-K”). This Form 10-K/A (Amendment No.2) is filed to amend the Initial 10-K in response to comments received from the SEC. We are correcting the disclosures on page 17 of the Initial 10-K to correctly indicate Item 9A (T) Controls and Procedures.

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

Item 9A (T) Controls and Procedures

Part IV

Item 15 Exhibits and Financial Statement Schedules

Signatures

PART II

Item 9A (T) Controls and Procedures

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Amendment №2 to Annual Report. Based on that evaluation and in response to comments received from the SEC the Company’s sole officer concluded that the Company’s disclosure controls and procedures were not effective due to the ineffectiveness of internal controls for financial reporting that is mentioned hereunder in paragraph Evaluation of Internal Controls over Financial Reporting.

Evaluation of Internal Controls over Financial Reporting

As of the year ended December 31, 2009 management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

The matters involving internal controls and procedures that our management considered to be material weaknesses were:

(1) The lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2) Inadequate segregation of duties consistent with control objectives; and

(3) Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the audit of our financial statements as of the year ended December 31, 2009.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

(1) We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

(2) We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

As a result of its assessment and the material weaknesses identified above, management has concluded that our internal controls for financial reporting as of the end of the period covered by this report were not effective.

Although, Management believes that these material weaknesses set forth in items (2) and (3) above did not result in any material misstatement in this report, the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

MAYQUEST VENTURES, INC.

Dated: January 11, 2011	By:	/s/ Roman Zherdytskyi

Roman Zherdytskyi
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Roman Zherdytskyi	President, Secretary, Chief	January 11, 2011
Roman Zherdytskyi	Financial Officer and Sole Director