Form 10-K/A
period 2009-12-31
Mayquest Ventures, Inc.
filed 2011-01-24
CIK 1432269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 3)

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

EXPLANATORY NOTE

This Form 10-K/A (Amendment No.3) is being filed by Mayquest Ventures, Inc. (the “Company”) to amend the Company’s Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (“Initial 10-K”). This Form 10-K/A (Amendment No.3) is being filed solely to add signature dates to the Form 10-K.

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Amendment №3 to Annual Report. Based on that evaluation and in response to comments received from the SEC the Company’s sole officer concluded that the Company’s disclosure controls and procedures were not effective due to the ineffectiveness of internal controls for financial reporting that is mentioned hereunder in paragraph Evaluation of Internal Controls over Financial Reporting.

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

MAYQUEST VENTURES, INC.

Dated: January 24, 2011	By:	/s/ Roman Zherdytskyi

Roman Zherdytskyi
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Roman Zherdytskyi	President, Secretary, Chief	January 24, 2011
Roman Zherdytskyi		Financial Officer and Sole Director