Form 10-K
period 2010-12-31
Mayquest Ventures, Inc.
filed 2011-03-30
CIK 1432269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	|_|	Accelerated Filer	|_|
Non-accelerated Filer	|_|	Smaller Reporting Company	|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |X|   No |_|

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2010.

As of March 25, 2011, there were 31,340,000 shares of common stock, par value $.0001, outstanding.

PART I

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

The Company Intends To Issue More Shares In A Merger Or Acquisition, Which Will Result In Substantial Dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 250,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

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
6

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

Item 4.    Submission of Matters to Vote of Security Holders.

For the period from the inception of the Company on February 9, 2009 to December 31, 2010 there have been no matters submitted to the vote of the security holders.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 25, 2010, there was one holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

There have been no recent sales of Unregistered Securities which would be required to be disclosed pursuant to Item 701 of Regulation S-K.

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

Item 8.   Financial Statements and Supplementary Data

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 203 tFort Lee t NJ 07024

P.O. Box 436402 t San Diegot CA 92143-9402

619-623-7799 tFax 619-564-3408 t E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Mayquest Ventures, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Mayquest Ventures, Inc. as of December 31, 2010 and 2009, and the related statements of operation, shareholders' equity (deficit) and cash flows for the period from February 9, 2009 (inception date) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayquest Ventures, Inc. as of December 31, 2010 and 2009, and the results of its operation and its cash flows for the period aforementioned in conformity with U.S. generally accepted accounting principles.

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

/s/ Stan J.H. Lee, CPA

----------------------------------

Stan J.H. Lee, CPA

March 25, 2011

Fort Lee, NJ

MAYQUEST VENTURES, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	As of December 31, 2010 (Audited)	As of December 31, 2009 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$—	$—
3 180
Total Liabilities	3 180	—

Stockholders’ Equity (Deficit)
Preferred stock - $.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding
Common stock - $.0001 par value; 250,000,000 shares authorized; 31,340,000 shares issued and outstanding	3 134	3 134
Deficit accumulated during development stage	$(6 314)	$(3 134)

Total Stockholders’ Equity (Deficit)	$(3 180)	—

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

MAYQUEST VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	As of December 31, 2010 (Audited)	As of December 31, 2009 (Audited)	February 9, 2009 (inception) to December 31, 2010 (Audited)
Revenues
Revenues	$—	$—	$—
Total Revenues	—	—	—

Operating Costs and Expenses
General & Administrative Expenses	3 180	3 134	6 314

Total Operating Costs and Expenses	3 180	3,134	6 314

Net Income (Loss)	$(3 180)	$(3,134)	$(6 314)

Basic and diluted loss per common share	$(0.00010147)	$(0.0001)	$(0.00020147)

Basic and diluted weighted average
Common shares outstanding	31,340,000	31,340,000	31,340,000

The accompanying notes are an integral part of these financial statements.

MAYQUEST VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				(Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid In	development
	Shares	Amount	Capital	stage)	Total
Common shares issued for services to founder on February 9, 2009	31,340,000	$3,134	$—	$—	$3,134

Net loss			—	$(3,134)	$(3,134)

Balance at December 31, 2009	31,340,000	$3,134	$—	$(3,134)	$—

Net loss			—	$(3,180)	$(3,134)

Balance at December 31, 2010	31,340,000	$3,134	$—	$(6,314)	$(3,180)

The accompanying notes are an integral part of these financial statements.

MAYQUEST VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	As of December 31, 2010 (Audited)	As of December31, 2009 (Audited)	February 9, 2009 (inception) to December 31, 2010 (Audited)
Cash Flows from Operating Activities
Net income (loss)	$(3,180)	$(3,134)	$(6,314)
Changes in working capital

Net Cash Provided (Used) by Operating Activities	$(3,180)	(3,134)	$(6,314)

Cash Flows from Investing Activities	—	—	—

Net Cash Used in Investing Activities	—	—	—

Cash Flows from Financing Activities
Common stock issued to founder for services rendered	—	$3,134	$3,134

Advances from related parties	$3,180		$3,180
Net Cash Provided by Financing Activities	3,180	3,134	$6 314

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents at End of Period	$—	$—	$—

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	—	3,134	3,134

Supplemental Cash Flow Information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

MAYQUEST VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

NOTE 1 – BUSINESS DESCRIPTION AND ORGANIZATION

Mayquest Ventures, Inc. ("Mayquest") was incorporated in Delaware on February 9, 2009. Mayquest intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

D.     Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2010 and 2009 for purposes of computing fully diluted earnings per share.

E.     Impact of New Accounting Standards

Mayquest does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Mayquest’s results of operations, financial position, or cash flow.

NOTE 3 – SHAREHOLDER’S EQUITY

Preferred Stock

Mayquest’s board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

Mayquest has the following classes of capital stock as of December 31, 2010:

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)
Roman Zherdytskyi	25	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

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

April - December 2009,

July - September 2007

Project Manager

Company Osnova Ltd (Kiev, Ukraine)

Responsible for setting up new business directions of the company, search for potential Ukrainian and foreign investors, correspondence with international partners, evaluation of cash flows. Participated in project negotiations and management.

September 2006

Assistant of Director

Regional Economic and Legal Centre Concentrating on Bankruptcy Issues (Kiev, Ukraine)

One month work experience. Responsible for guest invitation, registration and orientation for the First Conference on the Issues of Bankruptcy. The Conference was supervised by High Court of Arbitrate and State Department of Bankruptcy Issues, and hosted over 200 visitors from all regions of Ukraine.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth, as of March 25, 2011, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

Audit Fees

The firm of SJHL acts as our principal accountant. Our former sole officer and director paid $1,100 on our behalf to SJHL during the period from February 9, 2009 (inception) to April 30, 2009 for its audit of our financial statements which were included in our Form 10-12G filed with the United States Securities and Exchange Commission on September 16, 2009, and as amended on July 27, 2009 and August 19, 2009. Amount paid for December 31, 2009 and 2010 audits were $ 1,500 a year, respectively.

Audit-Related Fees

There were no fees billed by SJHL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2010.

Tax Fees

There were no fees billed by SJHL for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2010.

All Other Fees

There were no fees billed by SJHL for other products and services for the fiscal year ended December 31, 2010.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

ITEM 15 Exhibits

(a) Exhibits:

3.1*	Certificate of Incorporation

3.2*	By-laws

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MAYQUEST VENTURES, INC.

Dated: March 25, 2011	By:	/s/ Roman Zherdytskyi

Roman Zherdytskyi
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Roman Zherdytskyi	President, Secretary, Chief	March 25, 2011
Roman Zherdytskyi	Financial Officer and Sole Director

